Form 10-Q
period 2026-05-31
Plutonian Acquisition Corp. II
filed 2026-07-15
CIK 2065661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 0-43429

Plutonian Acquisition Corp II
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1216 Broadway

New York, NY 10001

(Address of principal executive offices)

+1 (646) 886-8892

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and right	PLUNU	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	PLUN	The New York Stock Exchange
Rights, with each right entitling the holder to receive one-fourth of one Class A ordinary share upon completion of an initial business combination	PLUNR	The New York Stock Exchange

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of July 15, 2026, 14,071,337 Class A and Class B ordinary shares, including Class A ordinary shares underlying the units, were issued and outstanding.

PLUTONIAN ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2026

i

 PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

PLUTONIAN ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	May 31, 2026	February 28, 2026
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash	$492,564	$49,273
Prepaid expenses	28,000	417
Total Current Assets	520,564	49,690

Deferred offering costs	-	99,756
Investments held in Trust Account	108,364,866	-
Total Assets	$108,885,430	$149,446

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$43,031	$6,000
Due to a related party	3,480	-
Promissory note – related party	-	200,000
Total Current Liabilities	46,511	206,000
Total Liabilities	46,511	206,000

Commitments and Contingencies – see Note 6

Class A ordinary shares, $0.0001 par value, 480,000,000 shares authorized, 10,750,000 shares and 0 shares subject to possible redemption at redemption value of $10.08 per share and $0 per share as of May 31, 2026 and February 28, 2026, respectively	108,364,866	-

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 10,000,000 shares authorized, 633,837 shares issued and outstanding (excluding 10,750,000 shares subject to possible redemption)	63	-
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, 2,687,500 shares and 2,875,000 shares(1) issued and outstanding (excluding 10,750,000 shares subject to possible redemption)	268	287
Additional paid-in capital	333,599	24,713
Retained earnings (Accumulated deficit)	140,123	(81,554)
Total Shareholders’ Equity (Deficit)	474,053	(56,554)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$108,885,430	$149,446

(1)

Class B ordinary shares have been retroactively restated to reflect a stock dividend equal to 0.388889 increasing the number of founder shares to 2,875,000 shares in February 2026. Includes 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s partial exercise of its over-allotment option to purchase 750,000 units on May 5, 2026, 187,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2026	For the Three Months Ended May 31, 2025
Formation and operating costs	$106,018	$45,983
Loss from operations	(106,018)	$(45,983)

Other income
Bank interest	329	559
Interest earned on investments held in Trust Account	327,366	-
Total other income	327,695	559
Net income (loss)	$221,677	$(45,424)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,690,217	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$-
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to possible redemption (1)	2,771,382	2,500,000
Basic and diluted net income per share, Class A and Class B ordinary shares not subject to possible redemption	$0.03	$(0.02)

(1)

Class B ordinary shares have been retroactively restated to reflect a stock dividend equal to 0.388889 increasing the number of founder shares to 2,875,000 shares in February 2026. Excludes 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s partial exercise of its over-allotment option to purchase 750,000 units on May 5, 2026, 187,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MAY 31, 2026

	Ordinary shares				Additional	(Accumulated Deficit)	Total Shareholders’
	Class A		Class B		Paid-in	Retained	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 28, 2026 (1)	—	$—	2,875,000	$287	$24,713	$(81,554)	$(56,554)
Issuance of Private Placement Units	217,800	22	—	—	2,177,978	—	2,178,000
Issuance of representative shares at estimated value	416,037	41	—	—	648,821	—	648,862
Excise of over-allotment option	—	—	—	—	135,060	—	135,060
Forfeiture of founder shares	—	—	(187,500)	(19)	19	—	—
Issuance of Public Rights, net of issuance cost	—	—	—	—	4,017,051	—	4,017,051
Allocated value of transaction costs to redeemable shares	—	—	—	—	(67,947)	—	(67,948)
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(327,366)	—	(327,366)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(6,274,730)	—	(6,274,730)
Net income	—	—	—	—	—	221,677	221,677
Balance as of May 31, 2026	633,837	$63	2,687,500	$268	$333,599	$140,123	$474,053

FOR THE THREE MONTHS ENDED MAY 31, 2025

	Ordinary shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – February 28, 2025 (1)	—	$—	2,875,000	$287	$24,713	$(3,600)	$21,400
Net loss	—	—	—	—	—	(45,424)	(45,424)
Balance as of May 31, 2025	—	$—	2,875,000	$287	$24,713	$(49,024)	$(24,024)

(1)

Class B ordinary shares have been retroactively restated to reflect a stock dividend equal to 0.388889 increasing the number of founder shares to 2,875,000 shares in February 2026. Includes 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s partial exercise of its over-allotment option to purchase 750,000 units on May 5, 2026, 187,500 shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended May 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$221,677	$(45,424)
Changes in operating assets and liabilities:
Interest earned on investments held in Trust Account	(327,366)	—
Due to related party	3,480	—
Prepaid expenses	(27,583)	(4,167)
Accounts payable and accrued expenses	37,032	20,000
Net Cash Used in Operating Activities	(92,760)	(29,591)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(108,037,500)	—
Net Cash Used in Investing Activities	(108,037,500)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	107,500,000	—
Proceeds from sale of Private Units	2,178,000	—
Payment of underwriter fees	(580,500)	—
Payment of offering costs	(323,949)	(29,815)
Proceeds from issuance of promissory note- related party	—	100,000
Repayment of related party advance	—	(3,600)
Repayment of promissory note – related party	(200,000)	—
Net Cash Provided by Financing Activities	108,573,551	66,585

Net Change in Cash	443,291	36,994
Cash, Beginning of the Period	49,273	75,000
Cash, End of the Period	$492,564	$111,994

Supplemental Disclosure of Cash Flow Information:
Remeasurement of carrying value to redemption value	$327,366	—
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$6,274,730	$—
Deferred offering costs in accrued offering costs	$—	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Plutonian Acquisition Corp II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 1, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company intends to focus target companies in the Asia Pacific region and will not undertake initial Business Combination with any company being based in or having the majority of the company’s operations in Greater China. The Company is an early stage and emerging growth company and, as such, it is subject to all the risks associated with early stage and emerging growth companies.

As of May 31, 2026, the Company had not commenced any operations. All activities through May 31, 2026 are related to organizational activities as well as activities related to completing the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected February 28 as its fiscal year end.

The Company’s Sponsor is Plutonian Capital II LLC, a Delaware limited liability company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and Private Placement (as defined below) to the initial shareholder (see Note 4).

The registration statement for the IPO was declared effective on April 27, 2026. On April 29, 2026, the Company consummated its IPO of 10,000,000 units (the “Public Units”). The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $100,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 210,000 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,100,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On April 29, 2026, the underwriters notified the Company of their partial exercise of the over-allotment option to purchase 750,000 additional units (the “Option Units”) at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on May 5, 2026, generating total gross proceeds of $7,500,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 7,800 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $78,000. As a result, the Company sold an aggregate of 10,750,000 Public Units and 217,800 Private Units.

Total transaction costs (including the over-allotment option) amounted to $1,788,127, consisting of $580,500 underwriting commissions, which was paid in cash at the closing date of the IPO and over-allotment option, and $1,207,627 of legal and other offering costs. On the IPO date, $566,686 in cash (including $559,039 funded on April 30, 2026 by the Sponsor, after deducting the $200,000 outstanding sponsor loan), was held outside the Trust Account and available for working capital.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on April 29, 2026 and the over-allotment option on May 5, 2026, an amount of $108,037,500 ($10.05 per Public Unit) from the net proceeds of the sale of the Public Units, Option Units, and the Private Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Transfer and Trust Company acting as trustee. The funds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s post-offering amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of our public shares if the Company does not complete the Company’s initial Business Combination within 12 months from the effective date of this registration statement, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if the company are unable to complete their initial business combination within 12 months from the effective date of this registration statement, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its post-offering amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the post-offering amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company has 12 months from the effective date of its registration statement to complete its initial Business Combination (“Combination Period”). If the Company is unable to complete its initial Business Combination within the Combination Period, unless the Company extends such period pursuant to its post-offering amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our post-offering amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination.

In order to protect the amounts held in the Trust Account, The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure the Sponsor will be able to satisfy those obligations.

Going Concern Consideration

As of May 31, 2026, the Company had cash of $492,564 and working capital of $474,053. The Company has incurred and expects to continue to incur significant costs in pursuit of consummating an initial Business Combination. In addition, the Company currently has until April 29, 2027 (unless such period is extended by amending its Amended and Restated Memorandum and Articles of Association) to consummate its initial Business Combination. If the Company does not complete an initial Business Combination within the prescribed timeframe, the Company will be required to cease all operations except for the purpose of winding up, redeem the outstanding public shares, and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

In connection with the Company's assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the Company lacks the financial resources necessary to sustain operations for a reasonable period of time, which is considered to be one year from the date these financial statements are issued. There can be no assurance that the Company's plans to raise additional capital or to consummate an initial Business Combination will be successful before the mandatory liquidation date. These conditions raise substantial doubt about the Company's ability to continue as a going concern until the earlier of the consummation of an initial Business Combination or the date the Company is required to liquidate. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on May 6, 2026. The interim results for the three months ended May 31, 2026 are not necessarily indicative of the results that may be expected through February 28, 2027 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing the financial statement in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $492,564 and $49,273 as of May 31, 2026 and 2025, respectively. The Company did not have cash equivalents for both periods.

Investments Held in Trust Account

At May 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●

Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $1,788,127 consisting principally of $580,500 underwriting fees and $1,207,627 legal and other expenses that are directly related to the IPO and over-allotment option and charged to shareholders’ equity upon the completion of the IPO and over-allotment option.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 10,750,000 ordinary shares sold as part of the Units in the IPO and over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of May 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of May 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$107,500,000
Less:
Proceeds allocated to Public Share Rights	(4,017,051)
Public Shares issuance costs (net of $67,949 Private Share issuance cost allocated to equity)	(1,720,178)
Accretion of carrying value to redemption value	6,274,730
Plus:
Remeasurement of carrying value to redemption value	327,366
Ordinary shares subject to possible redemption, May 31, 2026	$108,364,866

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instrument based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net income (loss) per redeemable share and net income (loss) per non-redeemable share following the two-class method of net income (loss) per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and over-allotment option since the exercise of the rights is contingent upon the occurrence of future events. As of May 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
Net income (loss)	$221,677	$(45,424)

	Three Months Ended May 31, 2026		Three Months Ended May 31, 2025
	Class A Redeemable Ordinary Shares	Class A and Class B Non-redeemable Ordinary Shares	Class A Redeemable Ordinary Shares	Class B Non-redeemable Ordinary Shares (1)
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$126,600	$95,077	$-	$(45,424)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,690,217	2,771,382	-	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$-	$(0.02)

(1)

Class B ordinary shares have been retroactively restated to reflect a stock dividend equal to 0.388889 increasing the number of founder shares to 2,875,000 shares in February 2026. Includes 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the underwriter’s partial exercise of its over-allotment option to purchase 750,000 units on May 5, 2026, 187,500 shares were forfeited.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

On April 29, 2026 and May 5, 2026, the Company sold 10,000,000 Units and 750,000 Option Units, respectively, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to convert into one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the over-allotment option, the Sponsor purchased an aggregate of 210,000 Private Units and 7,800 Private Units, respectively, at a price of $10.00 per Private Unit for an aggregate purchase price of $2,178,000.

Each Private Unit consists of one ordinary share (“Private Share”) and one right (“Private Right”). Each Private Right will convert into one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless. Private Placement Units and all underlying securities will not be transferable, assignable, or saleable until the completion of a Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

On February 8, 2025, the Company issued to the Sponsor 2,070,000 ordinary shares (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0121 per ordinary share. In February 2026, in connection with an increase in the size of the IPO, the Company declared a stock dividend equal to 0.388889 shares increasing the number of insider shares to 2,875,000 shares.

The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination within 12 months from the effective date of the registration statement, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to certain permitted transferees)) until the earlier of 180 days after the date of the consummation of the Company’s initial Business Combination or the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination.

Promissory Note — Related Party

On February 8, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) December 31, 2025, or (ii) the date on which the Company consummates an initial public offering of its securities, or (iii) the date on which the Company determines to not proceed with such initial public offering. The promissory notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The total outstanding balance of $200,000 under the promissory notes were repaid on April 30, 2026, out of the offering proceeds not held in the Trust Account. As of May 31, 2026 and 2025, the Company had $0 and $200,000 outstanding loan balance under the Promissory Note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors, or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If the Company completes the initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans (“Working Capital Loans”) may be convertible into private units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Private Placement Units.

As of May 31, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $10,000 and $0 for the three months ended May 31, 2026 and 2025, respectively, of which $10,000 was unpaid and accrued in the accounts payable and accrued expenses on the accompanying unaudited condensed balance sheet as of May 31, 2026.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the prospectus, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted Alliance Global Partners (“AGP”), the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $135,060 as of April 29, 2026. The underwriters exercised the over-allotment option on May 5, 2026, as such, there was no liability accrued on the balance sheet as of May 31, 2026.

The underwriters were paid a cash underwriting discount of 0.54% of the gross proceeds of the IPO and over-allotment option, or $580,500. Additionally, upon the closing of the IPO, the Company issued to the underwriters 416,037 of Class A ordinary shares that equal to 1.25% of the gross proceeds of the Units and Option Units divided by four (“Representative Shares”). Delivery of the Representative Shares shall be made upon the consummation of the Business Combination.

Representative Shares

The Company issued the underwriters 416,937 ordinary shares as representative compensation. The underwriter has agreed that Representative Shares shall be subject to the lock-up provisions of not transferring its Representative Shares (other than permitted transferees) until six months after the completion of an initial Business Combination. In addition, the underwriter has agreed with respect to the Representative Shares, (i) to vote for at a shareholder meeting to approve a Business Combination or any amendment to the Company’s post-offering amended and restated memorandum and articles of association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, (ii) to waive their redemption rights with respect to such shares until the completion of the Business Combination, in connection with the completion of the Company’s initial Business Combination or a shareholder vote to approve an amendment to our post-offering amended and restated memorandum and articles of association to modify the substance or timing of the its obligation to allow redemptions in connection with a Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the timeline provided in the Company’s post-offering amended and restated memorandum and articles of association.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the IPO forms a part except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

The underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the IPO.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. As of May 31, 2026 and 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 480,000,000 Class A ordinary shares at par value of $0.0001 each. As of May 31, 2026 and 2025, there were 633,837 and none Class A ordinary shares issued or outstanding, respectively, excluding 10,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 ordinary shares at par value of $0.0001 each. On February 8, 2025, the Company issued 2,070,000 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.012 per share. In February 2026, in connection with an increase in the size of the IPO, the Company declared a stock dividend equal to 0.388889 increasing the number of insider shares to 2,875,000 shares (of which an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full). As of May 31, 2026 and 2025, there were 2,687,500 and 2,875,000 Class B ordinary shares issued and outstanding; shares were restated to reflect the stock dividend of initial founder shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private units issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of initial shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the post-offering amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the post-offering amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by our shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the post-offering amended and restated memorandum and articles of association, such actions include amending our post-offering amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following our initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the post-offering amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights — As of May 31, 2026, there were 10,750,000 Public Rights and 217,800 Private Rights included in the Units outstanding. Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO and over-allotment option. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2026, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	May 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$108,364,866	$108,364,866	-	-

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended May 31,
	2026	2025
General and administrative expenses	$106,018	$45,983
Interest earned on investments held in Trust Account	$327,366	$-

	As of May 31,
	2026	2025
Cash	$492,564	$49,273
Investments held in Trust Account	$108,364,866	$-

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. General and administrative expenses include audit expenses, legal expenses, insurance expenses, and trust service expenses, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

The CODM also reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Plutonian Acquisition Corp II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on April 28, 2026 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 1, 2024 (inception) through May 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended May 31, 2026, we had net income of $221,677, which consisted of interest income of $327,695, offset by general and administrative expenses of $106,018.

For the three months ended May 31, 2025, we had net loss of $45,424, which consisted of general and administrative expenses of $45,983, offset by interest income of $559.

Liquidity, Capital Resources and Going Concern Consideration

On April 29, 2026, we consummated our IPO of 10,000,000 units (the “Units”), at $10.00 per Unit. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor purchased an aggregate of 210,000 private units (the “Private Units”) at a price of $10.00 per Private t Unit, generating total gross proceeds of $2,100,000.

On April 29, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 750,000 additional units (the “Option Units”) for an aggregate of 10,750,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $10,750,000. The over-allotment option closed on May 5, 2026. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement to the Sponsor of an aggregate of 7,800 Private Units at a price of $10.00 per Private Unit, generating total gross proceeds of $78,000.

Upon the closing of the IPO and the over-allotment option on April 29, 2026 and May 5, 2026, respectively, a total of $108,037,500 ($10.05 per Public Unit) from the net proceeds of the sale of the Public Units, Option Units, and the Private Units was placed in a trust account maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO, over-allotment option and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our ordinary shares are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of May 31, 2026, we had cash of $492,564 and a working capital of $474,053. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, at whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The Company has incurred and expects to continue to incur significant costs in pursuit of consummating an initial Business Combination. In addition, the Company currently has until April 29, 2027 (unless such period is extended by amending its Amended and Restated Memorandum and Articles of Association) to consummate its initial Business Combination. If the Company does not complete an initial Business Combination within the prescribed timeframe, the Company will be required to cease all operations except for the purpose of winding up, redeem the outstanding public shares, and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

In connection with the Company's assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the Company lacks the financial resources necessary to sustain operations for a reasonable period of time, which is considered to be one year from the date these financial statements are issued. There can be no assurance that the Company's plans to raise additional capital or to consummate an initial Business Combination will be successful before the mandatory liquidation date. These conditions raise substantial doubt about the Company's ability to continue as a going concern until the earlier of the consummation of an initial Business Combination or the date the Company is required to liquidate. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On February 8, 2025, the Company entered into a promissory note of an aggregate of $200,000 with the Sponsor. The Promissory Note is unsecured, interest-free and due on the on the earlier of earlier of: (i) December 31, 2025, or (ii) the date on which the Company consummates an initial public offering of its securities, or (iii) the date on which the Company determines to not proceed with such initial public offering. We repaid the outstanding balance of $200,000 to the Sponsor on April 30, 2026 after the closing of the IPO.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services.

Underwriting Agreement

The Company has granted Alliance Global Partners (“AGP”), the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $135,060 as of April 29, 2026. The underwriters exercised the over-allotment option on May 5, 2026, as such, there was no liability accrued on the balance sheet as of May 31, 2026.

The underwriters were paid a cash underwriting discount of 0.54% of the gross proceeds of the IPO and over-allotment option, or $580,500. Additionally, upon the closing of the IPO, the Company issued to the underwriters 416,037 of Class A ordinary shares that equal to 1.25% of the gross proceeds of the Units and Option Units divided by four (“Representative Shares”). Delivery of the Representative Shares shall be made upon the consummation of the Business Combination.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of May 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended May 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on April 27, 2026. As previously disclosed on a Current Report on Form 8-K dated April 30, 2026, on April 29, 2026, Plutonian Acquisition Corp II (the “Company”) consummated the IPO of 10,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value (“Public Share”) and one right (“Public Right”), with each Right entitling the holder to receive one-fourth (1/4) of one Class A Ordinary Share upon completion of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

As previously disclosed on a Current Report on Form 8-K dated April 30, 2026, on April 29, 2026, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Plutonian Capital II LLC, the Company’s sponsor, of an aggregate of 210,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,100,000. The Private Placement Units are identical to the units sold in this offering except with respect to certain registration rights and transfer restrictions, as described in the Registration Statement. Additionally, such holders agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units and the underlying securities.

On April 29, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 750,000 additional units (the “Option Units”) for an aggregate of 10,750,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $10,750,000. The over-allotment option closed on May 5, 2026. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement to the Sponsor of an aggregate of 7,800 Private Units at a price of $10.00 per Private Unit, generating total gross proceeds of $78,000.

Upon the closing of the IPO and the over-allotment option on April 29, 2026 and May 5, 2026, respectively, a total of $108,037,500 ($10.05 per Public Unit) from the net proceeds of the sale of the Public Units, Option Units, and the Private Units were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 under the Investment Company Act and that invest solely in U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which the Company completes a business combination to the extent not used to pay converting shareholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance the operations of the target business. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUTONIAN ACQUISITION CORP II

Date: July 15, 2026	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2026	By:	/s/ Xiao Cheng Peng
	Name:	Xiao Cheng Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

