Form 10-Q
period 2026-08-31
Plutonian Acquisition Corp. II
filed 2026-10-15
CIK 2065661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

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

As of October 15, 2026, 11,383,837 Class A and 2,687,500 Class B ordinary shares, including Class A ordinary shares underlying the units, were issued and outstanding.

PLUTONIAN ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2026

 PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

PLUTONIAN ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	August 31, 2026	February 28, 2026
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and cash equivalents	$270,975	$49,273
Prepaid expenses	20,250	417
Total Current Assets	291,225	49,690

Deferred offering costs	-	99,756
Investments held in Trust Account	109,332,247	-
Total Assets	$109,623,472	$149,446

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$69,500	$6,000
Due to a related party	3,480	-
Promissory note – related party	-	200,000
Total Current Liabilities	72,980	206,000
Total Liabilities	72,980	206,000

Commitments and Contingencies – see Note 6

Class A ordinary shares, $0.0001 par value, 480,000,000 shares authorized, 10,750,000 shares and 0 shares subject to possible redemption at redemption value of $10.17 per share and $0 per share as of August 31, 2026 and February 28, 2026, respectively	109,332,247	-

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 480,000,000 shares authorized, 633,837 shares issued and outstanding (excluding 10,750,000 shares subject to possible redemption)	63	-
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, 2,687,500 shares and 2,875,000 shares(1) issued and outstanding (excluding 10,750,000 shares subject to possible redemption)	268	287
Additional paid-in capital	-	24,713
Retained earnings (Accumulated deficit)	217,914	(81,554)
Total Shareholders’ Equity (Deficit)	218,245	(56,554)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$109,623,472	$149,446

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2026	2025	2026	2025
General and administrative expenses	$259,473	$17,250	$365,491	$63,233
Loss from operations	(259,473)	(17,250)	(365,491)	(63,233)

Other income:
Bank interest	3,665	884	3,994	1,443
Interest earned on investments held in Trust Account	967,381	-	1,294,747	-
Total other income	971,046	884	1,298,741	1,443
Net income (loss)	$711,573	$(16,366)	$933,250	$(61,790)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	10,750,000	-	7,220,109	-

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$-	$0.09	$-

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares (1)	3,321,237	2,500,000	3,252,453	2,500,000

Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares (1)	$0.05	$(0.01)	$0.09	$(0.02)

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

PLUTONIAN ACQUISITION CORP II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2026

	Ordinary shares				Additional	(Accumulated Deficit)	Total Shareholders’
	Class A		Class B		Paid-in	Retained	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 28, 2026 (1)	-	$-	2,875,000	$287	$24,713	$(81,554)	$(56,554)
Issuance of Private Placement Units	217,800	22	-	-	2,177,978	-	2,178,000
Issuance of representative shares at estimated value	416,037	41	-	-	648,821	-	648,862
Exercise of over-allotment option	-	-	-	-	135,060	-	135,060
Forfeiture of founder shares	-	-	(187,500)	(19)	19	-	-
Issuance of Public Rights, net of issuance cost	-	-	-	-	4,017,051	-	4,017,051
Allocated value of transaction costs to redeemable shares	-	-	-	-	(67,948)	-	(67,948)
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	-	-	-	-	(327,366)	-	(327,366)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	-	-	-	(6,274,730)	-	(6,274,730)
Net income	-	-	-	-	-	221,677	221,677
Balance as of May 31, 2026	633,837	$63	2,687,500	$268	$333,599	$140,123	$474,053
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	-	-	-	(333,599)	(633,782)	(967,381)
Net income	-	-	-	-	-	711,573	711,573
Balance as of August 31, 2026	633,837	$63	2,687,500	$268	$-	$217,914	$218,245

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2025

	Ordinary shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – February 28, 2025 (1)	-	$-	2,875,000	$287	$24,713	$(3,600)	$21,400
Net loss	-	-	-	-	-	(45,424)	(45,424)
Balance as of May 31, 2025	-	$-	2,875,000	$287	$24,713	$(49,024)	$(24,024)
Net loss	-	-	-	-	-	(16,366)	(16,366)
Balance as of August 31, 2025	-	$-	2,875,000	$287	$24,713	$(65,390)	$(40,390)

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

PLUTONIAN ACQUISITION CORP II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months ended August 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$933,250	$(61,790)
Changes in operating assets and liabilities:
Interest earned on investments held in Trust Account	(1,294,747)	-
Due to related party	3,480	-
Prepaid expenses	(19,832)	(2,917)
Accounts payable and accrued expenses	63,500	23,000
Net Cash Used in Operating Activities	(314,349)	(41,707)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(108,037,500)	-
Net Cash Used in Investing Activities	(108,037,500)	-

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	107,500,000	-
Proceeds from sale of Private Units	2,178,000	-
Payment of underwriter fees	(580,500)	-
Payment of offering costs	(323,949)	(29,815)
Proceeds from issuance of promissory note - related party	-	100,000
Repayment of related party advance	-	(3,600)
Repayment of promissory note – related party	(200,000)	-
Net Cash Provided by Financing Activities	108,573,551	66,585

Net Change in Cash	221,702	24,878
Cash, Beginning of the Period	49,273	75,000
Cash, End of the Period	$270,975	$99,878

Supplemental Disclosure of Cash Flow Information:
Remeasurement of carrying value to redemption value	$1,294,747	-
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$6,274,730	$-
Deferred offering costs in accrued offering costs	$-	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PLUTONIAN ACQUISITION CORP II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Plutonian Acquisition Corp II (the “Company” or “Plutonian II”) is a blank check company incorporated as a Cayman Islands exempted company on November 1, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company intends to focus target companies in the Asia Pacific region and will not undertake initial Business Combination with any company being based in or having the majority of the company’s operations in Greater China. The Company is an early stage and emerging growth company and, as such, it is subject to all the risks associated with early stage and emerging growth companies.

As of August 31, 2026, the Company had not commenced any operations. All activities through August 31, 2026 are related to organizational activities as well as activities related to completing the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected February 28 as its fiscal year end.

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

Going Concern Consideration

As of August 31, 2026, the Company had cash of $270,975 and working capital of $218,245. The Company has incurred and expects to continue to incur significant costs in pursuit of consummating an initial Business Combination. In addition, the Company currently has until April 27, 2027 (unless such period is extended by amending its Amended and Restated Memorandum and Articles of Association) to consummate its initial Business Combination. If the Company does not complete an initial Business Combination within the prescribed timeframe, the Company will be required to cease all operations except for the purpose of winding up, redeem the outstanding public shares, and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

In connection with the Company's assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the Company lacks the financial resources necessary to sustain operations for a reasonable period of time, which is considered to be one year from the date these financial statements are issued. There can be no assurance that the Company's plans to raise additional capital or to consummate an initial Business Combination will be successful before the mandatory liquidation date. These conditions raise substantial doubt about the Company's ability to continue as a going concern until the earlier of the consummation of an initial Business Combination or the date the Company is required to liquidate. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended February 28, 2026 and for the period from November 1, 2024 through February 28, 2025 included in the Company’s prospectus as filed with the SEC on April 28, 2026. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended August 31, 2026 are not necessarily indicative of the results that may be expected through February 28, 2027 or for any future periods.

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

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $270,975 and $49,273 as of August 31, 2026 and February 28, 2026, respectively. The Company did not have cash equivalents for both periods.

Investments Held in Trust Account

At August 31, 2026 and February 28, 2026, the Company had $109,332,247 and $0, respectively, in investments held in the Trust Account comprised of money market funds which are invested only in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, including investments in money market funds held with financial institutions. Such balances may exceed the limits of applicable investor protection programs. Money market fund investments are subject to market risk and may be eligible for protection under applicable Securities Investor Protection Corporation (SIPC) provisions, subject to applicable limits and conditions. The Company has not experienced losses on these accounts, and management believes it is not exposed to significant credit risk related to these accounts.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 10,750,000 ordinary shares sold as part of the Units in the IPO and over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of August 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of August 31, 2026, the ordinary shares subject to redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$107,500,000
Less:
Proceeds allocated to Public Share Rights	(4,017,051)
Public Shares issuance costs (net of $67,948 Private Share issuance cost allocated to equity)	(1,720,178)
Accretion of carrying value to redemption value	6,274,730
Plus:
Subsequent remeasurement of carrying value to redemption value (Trust Account interest)	1,294,747
Ordinary shares subject to possible redemption, August 31, 2026	$109,332,247

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and over-allotment option since the exercise of the rights is contingent upon the occurrence of future events. As of August 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2026	2025	2026	2025
Net income (loss)	$711,573	$(16,366)	$933,250	$(61,790)

	Three Months Ended August 31, 2026		Three Months Ended August 31, 2025
	Class A Redeemable Ordinary Shares	Class A and Class B Non-redeemable Ordinary Shares	Class A Redeemable Ordinary Shares	Class B Non-redeemable Ordinary Shares (1)
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$543,621	$167,953	$-	$(16,366)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,750,000	3,321,237	-	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$-	$(0.01)

	Six Months Ended August 31, 2026		Six Months Ended August 31, 2025
	Class A Redeemable Ordinary Shares	Class A and Class B Non-redeemable Ordinary Shares	Class A Redeemable Ordinary Shares	Class B Non-redeemable Ordinary Shares (1)
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$643,412	$289,839	$-	$(61,790)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,220,109	3,252,453	-	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$-	$(0.02)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Each Private Unit consists of one ordinary share (“Private Share”) and one right (“Private Right”). Each Private Right will convert into one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless. Private Placement Units and all underlying securities will not be transferable, assignable, or saleable until (1) one hundred and eighty (180) days after the completion of the Company’s initial Business Combination and (2) the date following the consummation of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities, or other property, subject to certain exceptions.

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

Promissory Note — Related Party

On February 8, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) December 31, 2025, or (ii) the date on which the Company consummates an initial public offering of its securities, or (iii) the date on which the Company determines to not proceed with such initial public offering. The promissory notes are unsecured, interest-free and due on the date on which the Company closes the IPO. The total outstanding balance of $200,000 under the promissory notes were repaid on April 30, 2026, out of the offering proceeds not held in the Trust Account. As of August 31, 2026 and February 28, 2026, the Company had $0 and $200,000 outstanding loan balance under the Promissory Note, respectively.

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

As of August 31, 2026 and 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 and $40,000 for the three and six months ended August 31, 2026, respectively, of which $40,000 was unpaid and accrued in the accounts payable and accrued expenses on the accompanying unaudited condensed balance sheet as of August 31, 2026.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the Registration Rights Agreement , as well as the holders of the Private Units, the Representative Shares, and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted Alliance Global Partners (“AGP”), the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $135,060 as of April 29, 2026. The underwriters exercised the over-allotment option, which was closed on May 5, 2026, as such, there was no liability accrued on the balance sheet as of August 31, 2026.

The underwriters were paid a cash underwriting discount of 0.54% of the gross proceeds of the IPO and over-allotment option, or $580,500. Additionally, upon the closing of the IPO, the Company issued to the underwriters 416,037 of Class A ordinary shares that equal to 1.25% of the gross proceeds of the Units and Option Units divided by four (“Representative Shares”).

Representative Shares

The Company issued the underwriters 416,037 ordinary shares as representative compensation. The underwriter has agreed that Representative Shares shall be subject to the lock-up provisions of not transferring its Representative Shares (other than permitted transferees) until six months after the completion of an initial Business Combination. In addition, the underwriter has agreed with respect to the Representative Shares, (i) to vote for at a shareholder meeting to approve a Business Combination or any amendment to the Company’s post-offering amended and restated memorandum and articles of association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, (ii) to waive their redemption rights with respect to such shares until the completion of the Business Combination, in connection with the completion of the Company’s initial Business Combination or a shareholder vote to approve an amendment to our post-offering amended and restated memorandum and articles of association to modify the substance or timing of the its obligation to allow redemptions in connection with a Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the timeline provided in the Company’s post-offering amended and restated memorandum and articles of association.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 10,000,000 preferred shares at par value of $0.0001 each. As of August 31, 2026 and 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 480,000,000 Class A ordinary shares at par value of $0.0001 each. As of August 31, 2026 and 2025, there were 633,837 and none Class A ordinary shares issued or outstanding, respectively, excluding 10,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 ordinary shares at par value of $0.0001 each. On February 8, 2025, the Company issued 2,070,000 Class B ordinary shares to its Sponsor for $25,000, or approximately $0.012 per share. In February 2026, in connection with an increase in the size of the IPO, the Company declared a stock dividend equal to 0.388889 increasing the number of insider shares to 2,875,000 shares (of which an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full). As of August 31, 2026 and 2025, there were 2,687,500 and 2,875,000 Class B ordinary shares issued and outstanding; shares were restated to reflect the stock dividend of initial founder shares.

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

Rights — As of August 31, 2026, there were 10,750,000 Public Rights and 217,800 Private Rights included in the Units outstanding. Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO and over-allotment option. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2026, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	August 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$109,332,247	$109,332,247	-	-

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2026	2025	2026	2025
General and administrative expenses	$259,473	$17,250	$365,491	$63,233
Interest earned on investments held in Trust Account	$967,381	$-	$1,294,747	$-

	As of August 31,
	2026	2025
Cash and cash equivalents	$270,975	$49,273
Investments held in Trust Account	$109,332,247	$-

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

Business Combination

On September 3, 2026, the Company entered into an Agreement and Plan of Merger and Business Combination Agreement (the “Business Combination Agreement”) with NT1 Pty Ltd (“NT1”) and certain other parties. Pursuant to the Business Combination Agreement, the shareholders of NT1 will transfer all of the issued and outstanding shares of NT1 to a newly formed acquisition entity (“Purchaser”) in exchange for 50,000,000 shares of Purchaser, representing aggregate consideration of $500 million based on a deemed value of $10.00 per share. The consideration is subject to potential adjustment based on an independent valuation report and an independent technical report, subject to the mutual written agreement of the parties.

Following the acquisition of NT1, a merger subsidiary will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Purchaser. At the closing, each outstanding ordinary share of the Company, other than treasury shares and dissenting shares, will be converted into the right to receive one share of Purchaser, and each outstanding unit and right of the Company will be converted into securities of Purchaser having substantially equivalent terms.

Immediately following the closing, Purchaser’s board of directors is expected to consist of five directors, including at least three independent directors. In addition, Purchaser will adopt an equity incentive plan providing for awards representing up to 10% of Purchaser’s fully diluted capitalization immediately following the closing.

The consummation of the Business Combination is subject to customary closing conditions, including approval by the Company’s shareholders, required governmental and regulatory approvals, applicable antitrust and Australian foreign investment approvals, delivery of required financial statements and other customary closing conditions. The transaction is currently expected to close following satisfaction or waiver of the applicable closing conditions, but there can be no assurance that the Business Combination will be consummated.

The Business Combination Agreement may be terminated under specified circumstances, including by mutual consent, certain uncured breaches, failure to consummate the transaction by June 30, 2027 (or such later date as agreed by the parties), certain governmental prohibitions, or failure to obtain the required shareholder approval. Under specified circumstances involving a material breach, the breaching party is required to pay a $500,000 breakup fee plus certain reasonable and documented transaction expenses.

The Business Combination is subject to a number of conditions and uncertainties, and no assurance can be given that the transaction will be completed on the terms described above or at all.

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

Recent Developments

Business Combination

On September 3, 2026, the Company entered into an Agreement and Plan of Merger and Business Combination Agreement (the “Business Combination Agreement”) with NT1 Pty Ltd (“NT1”) and certain other parties. Pursuant to the Business Combination Agreement, the shareholders of NT1 will transfer all of the issued and outstanding shares of NT1 to a newly formed acquisition entity (“Purchaser”) in exchange for 50,000,000 shares of Purchaser, representing aggregate consideration of $500 million based on a deemed value of $10.00 per share. The consideration is subject to potential adjustment based on an independent valuation report and an independent technical report, subject to the mutual written agreement of the parties.

Following the acquisition of NT1, a merger subsidiary will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Purchaser. At the closing, each outstanding ordinary share of the Company, other than treasury shares and dissenting shares, will be converted into the right to receive one share of Purchaser, and each outstanding unit and right of the Company will be converted into securities of Purchaser having substantially equivalent terms.

Immediately following the closing, Purchaser’s board of directors is expected to consist of five directors, including at least three independent directors. In addition, Purchaser will adopt an equity incentive plan providing for awards representing up to 10% of Purchaser’s fully diluted capitalization immediately following the closing.

The consummation of the Business Combination is subject to customary closing conditions, including approval by the Company’s shareholders, required governmental and regulatory approvals, applicable antitrust and Australian foreign investment approvals, delivery of required financial statements and other customary closing conditions. The transaction is currently expected to close following satisfaction or waiver of the applicable closing conditions, but there can be no assurance that the Business Combination will be consummated.

The Business Combination Agreement may be terminated under specified circumstances, including by mutual consent, certain uncured breaches, failure to consummate the transaction by June 30, 2027 (or such later date as agreed by the parties), certain governmental prohibitions, or failure to obtain the required shareholder approval. Under specified circumstances involving a material breach, the breaching party is required to pay a $500,000 breakup fee plus certain reasonable and documented transaction expenses.

The Business Combination is subject to a number of conditions and uncertainties, and no assurance can be given that the transaction will be completed on the terms described above or at all.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 1, 2024 (inception) through August 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended August 31, 2026, we had net income of $711,573, which consisted of interest income of $971,046, offset by general and administrative expenses of $259,473. For the three months ended August 31, 2025, we had net loss of $16,366, which consisted of general and administrative expenses of $17,250, offset by interest income of $884.

For the six months ended August 31, 2026, we had net income of $933,250, which consisted of interest income of $1,298,741, offset by general and administrative expenses of $365,491. For the six months ended August 31, 2025, we had net loss of $61,790, which consisted of general and administrative expenses of $63,233, offset by interest income of $1,443.

Liquidity, Capital Resources and Going Concern Consideration

On April 29, 2026, we consummated our IPO of 10,000,000 units (the “Units”), at $10.00 per Unit generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) in which the Sponsor purchased an aggregate of 210,000 private units (the “Private Units”) at a price of $10.00 per Private Unit, generating total gross proceeds of $2,100,000.

On April 29, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 750,000 additional units (the “Option Units”) at an offering price of $10.00 per Unit, generating total gross proceeds of $7,500,000. The over-allotment option closed on May 5, 2026. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement to the Sponsor of an aggregate of 7,800 Private Units at a price of $10.00 per Private Unit, generating total gross proceeds of $78,000. As a result, the Company sold an aggregate of 10,750,000 Public Units and 217,800 Private Units.

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

As of August 31, 2026, we had cash of $270,975 and a working capital of $218,245. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $200,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, at whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The Company has incurred and expects to continue to incur significant costs in pursuit of consummating an initial Business Combination. In addition, the Company currently has until April 27, 2027 (unless such period is extended by amending its Amended and Restated Memorandum and Articles of Association) to consummate its initial Business Combination. If the Company does not complete an initial Business Combination within the prescribed timeframe, the Company will be required to cease all operations except for the purpose of winding up, redeem the outstanding public shares, and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

In connection with the Company's assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has determined that the Company lacks the financial resources necessary to sustain operations for a reasonable period of time, which is considered to be one year from the date these financial statements are issued. There can be no assurance that the Company's plans to raise additional capital or to consummate an initial Business Combination will be successful before the mandatory liquidation date. These conditions raise substantial doubt about the Company's ability to continue as a going concern until the earlier of the consummation of an initial Business Combination or the date the Company is required to liquidate. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The Company has granted Alliance Global Partners (“AGP”), the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $135,060 as of April 29, 2026. The underwriters exercised the over-allotment option on May 5, 2026, as such, there was no liability accrued on the balance sheet as of August 31, 2026.

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

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of August 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended August 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed on a Current Report on Form 8-K dated April 30, 2026, on April 29, 2026, simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Plutonian Capital II LLC, the Company’s sponsor, of an aggregate of 210,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,100,000. The Private Placement Units are identical to the units sold in this offering except with respect to certain registration rights and transfer restrictions, as described in the Registration Statement. Additionally, such holders agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until (1) one hundred and eighty (180) days after the completion of the Company’s initial Business Combination and (2) the date following the consummation of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities, or other property. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units and the underlying securities.

On April 29, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 750,000 additional units (the “Option Units”) at an offering price of $10.00 per Unit, generating total gross proceeds of $7,500,000. The over-allotment option closed on May 5, 2026. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement to the Sponsor of an aggregate of 7,800 Private Units at a price of $10.00 per Private Unit, generating total gross proceeds of $78,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUTONIAN ACQUISITION CORP II

Date: October 15, 2026	By:	/s/ Wei Kwang Ng
	Name:	Wei Kwang Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2026	By:	/s/ Xiao Cheng Peng
	Name:	Xiao Cheng Peng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

